Form 10-Q
period 1995-09-30
CENTURY PROPERTIES PREFERRED PARTNERSHIP 72
filed 1995-11-13
CIK 18912

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q
(Mark One)

    X QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1995

                                     OR

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from _________ to __________

                        Commission file number 0-7734

                 Century Properties Preferred Partnership 72
           (Exact name of Registrant as specified in its charter)

       California                                    94-6298579
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
incorporation or organization)

         5665 Northside Drive N.W., Ste. 370, Atlanta, Georgia   30328
         (Address of principal executive office)              (Zip Code)

      Registrant's telephone number, including area code (770) 916-9090

                                     N/A
 Former name, former address and fiscal year, if changed since last report.

Indicate by check mark whether Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes X   No_____

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 12, 13, or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _____ No _____

APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date __________________.

                                    1 of 12





          CENTURY PROPERTIES PREFERRED PARTNERSHIP 72 - FORM 10-Q -
                             SEPTEMBER 30, 1995

                       PART I - FINANCIAL INFORMATION


Item 1.  Financial Statements.


Balance Sheets
                                            September 30, December 31,
                                                 1995        1994
                                            ------------- ------------
Assets

Cash and cash equivalents                      $      -    $  1,000
Due from affiliate                              399,000           -
                                               --------    --------
    Total assets                               $399,000    $  1,000
                                               ========    ========


Liabilities and Partners' Equity (Deficit)

Accounts payable                               $ 13,000    $  4,000
Due to affiliate                                 12,000      12,000
                                               --------    --------
    Total liabilities                            25,000      16,000
                                               --------    --------
Commitments and Contingencies

Partners' Equity (Deficit):

 General partner                                 11,000       3,000
 Limited partners (10,526 units outstanding at
   September 30, 1995 and December 31, 1994)    363,000     (18,000)
                                               --------    --------
    Total partners' equity (deficit)            374,000     (15,000)
                                               --------    --------
    Total liabilities and partners' equity     $399,000    $  1,000
                                               ========    ========

                     See notes to financial statements.

                                   2 of 12



          CENTURY PROPERTIES PREFERRED PARTNERSHIP 72 - FORM 10-Q -
                             SEPTEMBER 30, 1995

Statements of Operations

                                                   For the Nine Months Ended
                                                  September 30,    September 30,
                                                      1995             1994
                                                 -------------     -------------

Revenues:
  Interest                                            $399,000      $      -
                                                      --------      --------
  Total revenues                                       399,000             -
                                                      --------      --------
Expenses:
  General and administrative                            10,000        23,000
                                                      --------      --------
  Total expenses                                        10,000       (23,000)
                                                      --------      --------
Net income (loss)                                     $389,000      $(23,000)
                                                      ========      ========
Net income (loss) per limited partnership unit        $  36.20      $  (2.19)
                                                      ========      ========

                     See notes to financial statements.

                                   3 of 12



          CENTURY PROPERTIES PREFERRED PARTNERSHIP 72 - FORM 10-Q -
                             SEPTEMBER 30, 1995

Statements of Operations

                                                    For the Three Months Ended
                                                    September 30, September 30,
                                                        1995         1994
                                                    ------------- -------------
Revenues:
  Interest                                              $6,000     $     -
                                                        ------     -------
  Total revenues                                         6,000           -
                                                        ------     -------

Expenses:
  General and administrative                             3,000       4,000
                                                        ------     -------
  Total expenses                                         3,000       4,000
                                                        ------     -------

Net income (loss)                                       $3,000     $(4,000)
                                                        ======     =======
Net income (loss) per limited partnership unit          $0.29      $ (0.38)
                                                        ======     =======

                     See notes to financial statements.

                                   4 of 12




          CENTURY PROPERTIES PREFERRED PARTNERSHIP 72 - FORM 10-Q -
                             SEPTEMBER 30, 1995


Statements of Cash Flows

                                             For the Nine Months Ended
                                            September 30,   September 30,
                                                 1995            1994
                                            -------------   -------------
Operating Activities:

Net income (loss)                              $389,000        $(23,000)
Adjustments to reconcile net income (loss)
 to net cash (used in) operating activities:
Changes in operating assets and liabilities:
  Due from affiliate                           (399,000)              -
  Accounts payable                                9,000          (1,000)
                                               --------        --------
Net cash (used in) operating activities          (1,000)        (24,000)
                                               --------        --------
Financing Activities:

Proceeds of advance from affiliate                    -          10,000
                                               --------        --------
Cash provided by financing activities                 -          10,000
                                               --------        --------
Decrease in Cash and Cash Equivalents            (1,000)        (14,000)

Cash and Cash Equivalents at Beginning
 of Period                                        1,000          17,000
                                               --------        --------

Cash and Cash Equivalents at End
 of Period                                     $      -        $  3,000
                                               ========        ========

                     See notes to financial statements.

                                   5 of 12


          CENTURY PROPERTIES PREFERRED PARTNERSHIP 72 - FORM 10-Q -
                             SEPTEMBER 30, 1995
                        NOTES TO FINANCIAL STATEMENTS

1.  General

    The accompanying financial statements, footnotes and discussions should be read in conjunction with the financial statements, related footnotes and discussions contained in the Partnership's Annual Report for the year ended December 31, 1994.


    The financial information contained herein is unaudited. In the opinion of management, however, all adjustments necessary for a fair presentation of such financial information have been included. All adjustments are of a normal recurring nature, except as described in Note 3.

    The results of operations for the nine and three months ended September 30, 1995 and 1994 are not necessarily indicative of the results to be expected for the full year.

    On August 17, 1995, the stockholders of National Property Investors, Inc. ("NPI, Inc."), the sole shareholder of NPI Equity Investments II, Inc. ("NPI Equity"), the entity which controls Fox Capital Management Corporation, the general partner of the Partnership, entered into an agreement to sell to IFGP Corporation, an affiliate of Insignia Financial Group, Inc. ("Insignia"), all of the issued and outstanding stock of NPI, Inc. The sale of the stock is subject to the satisfaction of certain conditions and is scheduled to close in January 1996.

2.  Transactions with Related Parties

    An affiliate of NPI, Inc. received reimbursements of administrative expenses amounting to $7,000 during the nine months ended September 30, 1994. These reimbursements are included in general and administrative expenses.

3.  Additional Interest From Equity Partnership Sale of Property

    On March 31, 1995, the joint venture in which the Equity Partnership had an 80% interest sold the Santa Clara Industrial Buildings #1 and #3 for $2,720,000. In accordance with the terms of the Equity Partnership's loan agreement with the Partnership, the Partnership is entitled to 25% of net sales proceeds (including interest earned thereon through date of distribution) in the amount of $399,000, as additional interest. This additional interest is accrued at September 30, 1995. Pursuant to the terms of the sale, the Equity Partnership and its joint venture partner agreed to indemnify the purchaser against a breach of their representations and warranties. Any claim for indemnification must be made prior to December 15, 1995; if no claim is made, the indemnity obligation expires. The net proceeds from the sale will be held by the Equity Partnership until December 15, 1995, at which time, if no claim is made, the Equity Partnership will be free to distribute the proceeds. Since this property is the remaining asset of the Equity Partnership and the Partnership will not be receiving any other additional interest, the affairs of the Partnership will be wound up, the partnership dissolved and any remaining proceeds (including the net proceeds from the sale and interest earned thereon) will be distributed to partners.

                                   6 of 12

           CENTURY PROPERTIES PREFERRED PARTNERSHIP 72 - FORM 10-Q -
                               SEPTEMBER 30, 1995

Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.


This item should be read in conjunction with the Financial Statements and other Items contained elsewhere in this Report.

Liquidity and Capital Resources

Registrant's primary source of revenue has been the re-payment of a Promissory Note and interest thereon from the Equity Partnership, a related entity. The Promissory Note was fully repaid in 1981. In addition to the repayment of principal, the Promissory Note provides for Registrant to receive additional interest, equal to 25 percent of the net proceeds from the sale of the Equity Partnership's remaining property.

On March 31, 1995, the joint venture in which Registrant had an 80% interest sold the Santa Clara Industrial Buildings #1 and #3 to an unaffiliated third party for $2,720,000. Registrant's additional interest of $399,000 from the Equity Partnership's net proceeds from the sale has been accrued at September 30, 1995. As described in Item 1, Note 3, the net proceeds from the sale will be held by the Equity Partnership until December 15, 1995, at which time, if no claim is made, the Equity Partnership will be free to distribute the proceeds. Since this property is the remaining asset of the Equity Partnership and Registrant will not be receiving any other additional interest, the affairs of Registrant will be wound up, the partnership dissolved and any remaining proceeds (including the net proceeds from the sale and interest accrued thereon) will be distributed to the partners.

Registrant's level of liquidity based upon cash and cash equivalents experienced a $1,000 decline from operating activities at September 30, 1995, as compared to December 31, 1994. If additional cash is needed, it is anticipated that Registrant will continue to borrow from the Equity Partnership.

On August 17, 1995, the stockholders of NPI, Inc., the sole shareholder of NPI Equity, agreed to sell to Insignia all of the issued and outstanding stock of NPI, Inc. The consummation of this transaction is subject to the satisfaction of certain conditions (including, third party consents and other conditions not within the control of the parties to the agreement) and is scheduled to close in January 1996. Upon closing, it is expected that Insignia will elect new officers and directors of NPI Equity. It is anticipated that Registrant will be dissolved prior to the closing, therefore these transactions will not have an effect on Registrant's liquidity or results of operation.

To date, investors have received cash substantially in excess of their original investment. Any additional return of cash is dependent upon the resolution of claims, if any, for indemnification made by the purchaser of the Santa Clara Industrial Buildings.

                                    7 of 12

          CENTURY PROPERTIES PREFERRED PARTNERSHIP 72 - FORM 10-Q -
                             SEPTEMBER 30, 1995


Item 2. Management's Discussion and Analysis of
        Financial Condition and Results of Operations.



Results of Operations

Nine Months Ended September 30, 1995 vs. September 30, 1994

Operating results improved by $412,000 for the nine months ended September 30, 1995, as compared to 1994, due to an increase in revenues of $399,000 and a decrease in expenses of $13,000. Registrant accrued $399,000 of additional interest in connection with the Equity Partnership's sale of its remaining property. General and administrative expenses decreased by $13,000 due to a decrease in reimbursed expenses.

Three Months Ended September 30, 1995 vs. September 30, 1994

Operating results improved by $7,000 for the three months ended September 30, 1995, as compared to 1994, due to an increase in revenues of $6,000 and a decrease in general and administrative expenses of $1,000. Registrant accrued $6,000 of additional interest in connection with the Equity Partnership's sale of its remaining property. General and administrative expenses decreased due to lower reimbursed expenses for the three months ended September 30, 1995, as compared to 1994.

                                    8 of 12


           CENTURY PROPERTIES PREFERRED PARTNERSHIP 72 - FORM 10-Q -
                               SEPTEMBER 30, 1995

Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations.


Properties

A description of the properties in which the Equity Partnership has an ownership interest during the period covered by this Report, along with occupancy data, follows:

                    CENTURY PROPERTIES EQUITY PARTNERSHIP 72

                               OCCUPANCY SUMMARY

                                   Average
                                                      Occupancy Rate (%)
                                                  ---------------------------
                                                  Nine Months    Three Months
                                                     Ended           Ended
                            Square       Date of  September 30,  September 30,
Name and Location           Footage     Purchase   1995   1994    1995   1994
-----------------           -------     --------   ----   ----    ----   ----

Santa Clara Industrial
Buildings #1 and #3 (1)     42,000        3/74       -     57       -     57
Santa Clara, California

(1) The buildings were sold on March 31, 1995.


                                    9 of 12




          CENTURY PROPERTIES PREFERRED PARTNERSHIP 72 - FORM 10-Q -
                             SEPTEMBER 30, 1995

                         PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

            (a)   Exhibits

                  2. NPI, Inc. Stock Purchase Agreement dated as of August 17, 1995 incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 1995.

            (b)   Report on Form 8-K

                  On August 24, 1995, Registrant filed a Current Report on
                  Form 8-K with the Securities and Exchange Commission with respect to the sale of the stock of NPI, Inc. (Item 1, Change in Control).

                                    10 of 12



          CENTURY PROPERTIES PREFERRED PARTNERSHIP 72 - FORM 10-Q -
                             SEPTEMBER 30, 1995


                                   SIGNATURE


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   CENTURY PROPERTIES PREFERRED PARTNERSHIP 72

                                   By:    FOX CAPITAL MANAGEMENT CORPORATION
                                          A General Partner



                                   /S/ ARTHUR N. QUELER
                                   -----------------------------------
                                   Secretary/Treasurer and Director
                                   (Principal Financial Officer)


                                  11 of 12



          CENTURY PROPERTIES PREFERRED PARTNERSHIP 72 - FORM 10-Q -
                             SEPTEMBER 30, 1995

                                EXHIBIT INDEX


Exhibit                                                            Page No.
------
2.   NPI, Inc. Stock Purchase Agreement                               *
         dated August 17, 1995


 * Incorporated by reference to Exhibit 2 to Registrant's Current Report on Form 8-K filed with the Securities and Exchange Commission on August 24, 1995.

                                   12 of 12